Form 10-Q
period 2019-03-31
Emaginos, Inc. \VA\
filed 2019-09-24
CIK 1758157

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 000-56055

EMAGINOS, INC.

(Exact name of registrant as specified in its charter)

Virginia	36-4703558
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

13428 Maxella Avenue, #144

Marina Del Rey, California 90292

(Address of principal executive offices) (zip code)

Registrant’s telephone number, including area code: 571-921-4200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☐ Yes ☒ No

The Company has not been subject to such filing requirements for the past 90 days.

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at May 1, 2019
Common Stock, par value $0.0001	90,806,885

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

PART I – FINANCIAL INFORMATION

References in this document to “us,” “we,” or “Company” refer to Emaginos, Inc.

ITEM 1. FINANCIAL INFORMATION

EMAGINOS, INC.

FINANCIAL STATEMENTS

EMAGINOS, INC.

CONDENSED BALANCE SHEETS

	March 31,	March 31,
	2019	2018

ASSETS
Current Assets
Bank Accounts
WFB Acct - Disbs/Main CHK (3928)	$-	$14
Total Bank Accounts	-	14
Other Current Assets
Total Current Assets	$-	$14
Other Assets
2018 Public Offering Costs- Intangible	-	74,986
Security Deposits	-	-
Total Other Assets	$-	$74,986
Total assets:	$-	$75,000

LIABILITIES AND EQUITY
Liabilities:
Current Liabilities	-	-
Total Liabilities	$-	$-

Stockholders’ Equity
Common stock, no par value, 250,000,000 shares authorized	-	-
Opening Balance Equity	-	14
Partner Contributions	-	-
Scott Taub Investment	-	74,986
Total Partner Contributions	$-	$75,000
Retained Earning	-	-
Net Income	-	-
Total equity	-	75,000
Total Liabilities and Equity	$-	$75,000

EMAGINOS, INC.

CONDENSED STATEMENTS OF PROFIT AND LOSS

(unaudited)

	2019	2018

Income
Education Services	-	-
Total Income	-	-
Gross Profit	-	-
Expenses
Domain	-	-
Software	-	-
Web Host	-	-
Total Computer and Internet Costs	-	-
Dues and Subscriptions	-	-
Meals and Entertainment	-	-
Total Expenses	-	-
Net Operating Income	-	-
Other Income
Interest Earned	-	-
Total Other Income	-	-
Other Expenses
Other Miscellaneous Expense	-	-
Total Other Expenses	-	-
Net Other Income	-	-
Net Income	-	-

EMAGINOS, INC.

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MARCH 31, 2019 AND 2018

(unaudited)

	2019	2018
Operating Activities:
Net Income	-	-
Adjustments to reconcile Net Income to Net Cash provided by operations:	-	-
Cash Paid for Annual Dues	-	-
Cash Paid for Email Servers	-	-
Cash Paid for Domain Servers	-	-
Cash Paid for Meals and Entertainment	-	-
	-	-
Total Adjustments to reconcile Net Income to Net Cash provided by operations:	-	-
Net Cash Provided by Operating Activities	-	-

Investing Activities
Cash Investment Received	-	$75,000
Public Offering Costs	-	$(75,000)
Net Cash Provided by Investing activities	-	-

Net Cash Increase for Period	-	-
Cash at Beginning of Period	$-	$-
Cash at End of Period	$-	$-

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included in, Item 1 in this Quarterly Report on Form 10-Q. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth in other reports and documents that we file from time to time with the Securities and Exchange Commission.

Narrative Description of the Business

The Company was incorporated in Virginia on January 24, 2008. Since inception the Company has worked on the development of the “Emaginos System,” an education system designed for multi-disciplinary project based, student centered, small-group team learning, that replaces hard-copy textbooks with web-based learning resources. The Emaginos System is a textbook-free curriculum, that provides for a comprehensive standardized learning environment, where all of the academic content standards, including all the science, technology, engineering, and math (“STEM”) concepts are included. The Emaginos System has been designed to improve and enhance the quality of education in K-12 grade public schools.

Our products are delivered entirely online so they can be used by teachers and students on computers wherever internet access is available. Our programs are compatible with existing school and school district enterprise systems and require no additional software, no installation or maintenance and no extensive implementation or training.

Our current products and services

The Emaginos System is a comprehensive system of programs, services, and products. The system includes operational and administrative software, and a comprehensive professional development program to ensure the successful implementation of the program.

Embedded into the Emaginos System are certain items that we believe can be marketed independently. These are: (i) the Student Information System (SIS); and (ii) the Discovery Learning Software (DLS). These items can be sold as a stand-alone subscription or as a licensed item. As a consequence, we anticipate having three possible interrelated products or services as listed below:

1.	Emaginos System: The comprehensive transformative school model achieved by applying all the items that comprise the Emaginos System.

2.	Discovery Learning Software: This curriculum is textbook-free, student-centered, small-group based, multi-disciplinary, and project-based, with an emphasis on using the Internet and other digital sources.

3.	Student Information System (SIS): An administrative software package. This information technology software uses the Company’s customized educational analytics platform and includes back-office software.

Our products and services will allow access 24/7 to a broad range of training and support services to students, teachers, and administrators.

Potential Revenue

The Company envisions that its products and services will have a one-time cost to develop with very low incremental costs for each new application: that is, the first school district will break even and each subsequent school or district will provide the same revenue, but with progressively less cost to transform and support. This growing profit margin will enable Emaginos to improve products and services and develop the business.

The Company intends to provide two pricing options: subscription plan and licensed use.

Subscription Plan. The subscription plan includes all elements of the Emaginos System creating a continuing annual revenue stream. The Company anticipates it will price the subscription service at $12 per teacher and student for the Discovery Learning Software and $15 per teacher and student for the Student Information System software. Providing services on a subscription base will enable the Company to use analytics to control and manage the quality of implementation at every participating district.

Licensed Use. In the licensing model, the first-year cost for the Discovery Learning Software will be $7,500 with recurring annual costs of $3,500. The first-year cost for the Student Information System software is $10,000 with recurring annual costs of $6,000.

Market Opportunity.

The US education system, in the K-12 levels, which is our target market, is comprised of approximately 50.8 million students and $680 billion1 in annual expenditures.

If successfully implemented, the market for the Emaginos System is substantial. It is estimated that each student enrolled in the Emaginos System will cost $7,000 annually. If the Emaginos System is implemented in every K-12 school in the US, the annual cost for the schools would be $385 billion, almost half of the annual expenses of the US education system for levels K-12. Based on the foregoing, we believe we are offering a cost-effective solution to improving K-12 education.

Our initial sales and marketing program will be focused on implementing the Emaginos System in up to 25 schools; and selling the curriculum and operational software to a similar number of schools. The political and economic climate supports these as initial targets. The Company will target a small select number of geographical locations.

Discussion of the Period Ended March 31, 2019

As of March 31, 2019, the Company has had no operations, and consequently has not generated any revenues or cash flows from operations. At December 31, 2018 the Company had sustained operating loss of $3,190. The Company has zero in working capital as of March 31, 2019.

For the period ended December 31, 2018 the Company’s independent auditors issued a report raising substantial doubts about the Company’s ability to continue as a going concern.

As of March 31, 2019, the Company has minimal operations and the continuation of the Company as a going concern is dependent upon financial support from its principal stockholders, its ability to obtain necessary equity and/or debt financing, or its ability to market the Emaginos System to generate consistent profits.

1 https://nces.ed.gov/fastfacts/display.asp?id=372#PK12_enrollment

Liquidity and Capital Resources

The Company has been in the development stage and has not generated any revenues from its operations, and there is no assurance of future revenues.

Equipment Financing

The Company has no existing equipment financing arrangements.

Promissory Notes and Indebtedness

The Company received cash from sale of its shares from three investors, $75,000 from the Chief Executive Officer of the Company, and $25,000 and $30,000 from non-affiliated parties.

The Company entered into a verbal agreement with Paula Mandel by which it borrowed $25,000 on March 23, 2018 without interest or collateral. The Company issued 19,231 shares of common stock to Paula Mandel and will repay the outstanding $25,000.

The Company entered into an agreement with Daniel Cynamon by which it borrowed $30,000 without interest or collateral. The Company repaid the loan in full with the issueance of shares of common stock at the face value of $1.30 per share equal to the $30,000 loan. The Company issued 23,077 shares of common stock to Daniel Cynamon.

The Company received $75,000 from Scott Taub, Chief Executive Officer of the Company. The Company issued shares of common stock at the face value of $1.30 per share equal to the loan.

Alternative Financial Planning

The Company has no alternative financial plans at the moment. If the Company is not able to successfully raise the funds needed to develop its business plan through the placement of the Emaginos System with schools or by the public offering of the Company’s securities, the Company’s ability to survive as a going concern and implement any part of its business plan or strategy will be severely jeopardized.

Critical Accounting Policies

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires making estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information not required to be filed by Smaller Reporting Companies.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s officer, its president, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this report under the supervision and with the participation of the Company’s principal executive officer (who is also the principal financial officer) based on the criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of the date of review, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

Management is also responsible to maintain records accurately and fairly to reflect transactions and transactions are recorded as necessary. The controls should provide reasonable assurance regarding the prevention of unauthorized acquisition or use of assets.

In the present case of the Company, management maintained sole control of all financial transactions and all assets. Since the chief executive officer of the Company is in sole control of the financial transactions and assets, management believes that its control reasonably and adequately addresses the risk of a misstatement in the financial reporting. Based upon that evaluation, the principal officer believes that the Company’s disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer is directly involved in the day-to-day operations of the Company.

This Quarterly Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Quarterly Report.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Internal Controls

Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity’s disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process.

PART II–OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of any such proceedings contemplated against it.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has filed a registration statement on Form S-1 for the offer and sale of up to 800,000 shares of its common stock at a purchase price of $6.00 per share. The registration statement was declared effective by the Securities and Exchange Commission on April 8, 2019. The Company is completing state blue sky filings. The officers and directors of the Company will offer the shares for sale and the Company is seeking a broker-dealer to offer such shares as well. The commissions paid to any broker-dealer engaged will not exceed 10% of the gross proceeds of the offering. Proceeds from the offering will be destined to marketing, curriculum development, software development and loan repayment.

For the period covered by this Report, the Company issued 10,000 shares of common stock for an aggregate purchase price of $40,000 pursuant to exemptions from registration provided by Section 4(a)(2) of the Securities Act of 1933. The funds received from such sale were used to complete the filings required pursuant to the registration of the Company’s securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) Not applicable.

(b) Item 407(c)(3) of Regulation S-K:

During the quarter covered by this Report, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

ITEM 6. EXHIBITS

31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMAGINOS, INC.

Dated: September 24th, 2019	By:	/s/ Scott Taub
Chief Executive Officer
Chief Financial Officer