Form 10-Q
period 2019-06-30
Emaginos, Inc. \VA\
filed 2019-09-24
CIK 1758157

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at September 19, 2019
Common Stock, par value $0.0001	90,806,885

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

PART I – FINANCIAL INFORMATION

References in this document to “us,” “we,” or the “Company” refer to Emaginos, Inc.

ITEM 1. FINANCIAL INFORMATION

EMAGINOS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

EMAGINOS, INC.

CONDENSED BALANCE SHEETS

	June 30,	June 30,
	2019	2018

ASSETS
Current Assets
Bank Accounts
WFB Acct - Disbs/Main CHK (3928)	$-	$14
Total Bank Accounts	-	14
Other Current Assets
Total Current Assets	$-	$14
Other Assets
2018 Public Offering Costs- Intangible	-	74,986
Security Deposits	-	-
Total Other Assets	$-	$74,986
Total assets:	$-	$75,000

LIABILITIES AND EQUITY
Liabilities:
Current Liabilities	-	-
Total Liabilities	$-	$-

Stockholders’ Equity
Common stock, no par value, 250,000,000 shares authorized	-	-
Opening Balance Equity	-	14
Partner Contributions	-	-
Scott Taub Investment	-	74,986
Total Partner Contributions	$-	$75,000
Retained Earning	-	-
Net Income	-	-
Total equity	-	75,000
Total Liabilities and Equity	$-	$75,000

EMAGINOS, INC.

CONDENSED STATEMENTS OF PROFIT AND LOSS

(unaudited)

	2019	2018

Income
Education Services	-	-
Total Income	-	-
Gross Profit	-	-
Expenses
Domain	-	-
Software	-	-
Web Host	-	-
Total Computer and Internet Costs	-	-
Dues and Subscriptions	-	-
Meals and Entertainment	-	-
Total Expenses	-	-
Net Operating Income	-	-
Other Income
Interest Earned	-	-
Total Other Income	-	-
Other Expenses
Other Miscellaneous Expense	-	-
Total Other Expenses	-	-
Net Other Income	-	-
Net Income	-	-

EMAGINOS, INC.

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

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

EMAGINOS, INC.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - Future Nature of Operations

The Company will be engaged in the transformation of the K through 12 education system in all 50 states. The Company’s work will be performed through subscription services. These subscriptions will be undertaken by the Company on an annual basis for updates. The length of the Company’s subscriptions will be one year. The Company will follow the practice of filing statutory liens on all projects when collection problems are anticipated. The liens will serve as collateral for contracts receivable.

NOTE 2 - Summary of Significant Accounting Policies.

Future use of Estimates

No estimates and assumptions have been made for the period of these financial statements. If estimates and assumptions are used in the future, they will be used in conformity with U.S. GAAP that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Balance Sheet Classification

The Company will include in current assets and liabilities retainage amounts receivable and payable under client contracts, which may extend beyond one year. A one-year time period will be used as the basis for classifying all other current assets and liabilities.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company will consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Future Contracts Receivable

After the Company commences its operations, contracts receivable from performing education services will be based on a per student and teacher subscription rate of $3.50 per day. The Company will provide an allowance for doubtful collections, which will be based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Normal contracts receivable will be due 30 days after the issuance of the invoice. Contract retentions will be due 30 days after completion of the project and acceptance by the owner. Receivables past due more than 120 days will be considered delinquent. Delinquent receivables will be written off based on individual credit evaluation and specific circumstances of the customer.

Inventory

No inventory will be part of the Company’s business model.

Future Property and Equipment

Property and equipment will be stated at cost. Depreciation will be computed primarily using the straight-line method over the estimated useful lives of the assets, which range from 5 to 39 years. Leasehold improvements will be amortized over the shorter of the useful life of the related assets or the lease term. Expenditures for repairs and maintenance will be charged to expenses as incurred. For assets sold or otherwise disposed of, the cost and related accumulated depreciation will be removed from the accounts, and any related gain or loss will be reflected in the income for the period.

Future Impairment of Long-Lived Assets

The Company will review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then assets will be written down first, followed by other long-lived assets of the operation to fair value. Fair value will be determined based on discounted cash flows or appraised values, depending on the nature of the assets. As of June 30, 2019, there were no impairment losses recognized for long lived assets.

Revenue and Cost Recognition

The Company has no revenues to date. To date, most of management’s time, and the Company’s limited resources have been spent in developing its business strategy, researching potential opportunities, exploring marketing contacts, establishing operations and management personnel and resources, preparing its business plan and model, selecting professional advisors and consultants and seeking sources of capital.

Potential revenues from fixed price subscription contracts will be recognized on the accrual basis of accounting. The accrual basis is used because management considers it to be the best available measure of subscription revenue on the future contracts. The most significant estimates related to costs will be facilities costs to complete the subscription contracts. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant. Facilities costs will include all national offices and regional office cost along with furnishing of the schools.

Selling, general, and administrative costs will be charged to expenses as incurred. Provisions for estimated losses on uncompleted subscription contracts will be made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, to costs and income will be recognized in the period in which the revisions are determined. Profit incentives will be included in revenues when their realization is reasonably assured. An amount equal to subscription costs will be included in revenues when realization is probable, and the amount can be reliably estimated.

Income Taxes

Provisions for income taxes will be based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities will be included in the financial statements at enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB ASC 740. As changes in tax laws or rate are enacted, deferred tax assets and liabilities will be adjusted through the provision for income taxes. As of June 30, 2019, the Company had no uncertain tax positions, or interest and penalties, that qualify for either recognition or disclosure in the financial statements.

NOTE 3 - Evaluation of Subsequent Events

As of June 30, 2019, the Company’s capital structure consisted of 250,000,000 shares of common stock, par value $0.0001. The Company is also authorized to issue 20,000,000 share of preferred stock, par value $0.0001 of which none are designated or outstanding.

NOTE 4 - Transactions with Related Parties

The officers and directors are subject to the restriction that all opportunities contemplated by the business plan which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to the Company. A breach of this requirement will be a breach of the fiduciary duties of the officer and director.

As of the financial reporting date and through the six months ended June 30, 2019, the Company entered into promissory notes in exchange for stock ownership. The parties involved in the promissory notes were Paula Mandel and Daniel Cynamon. The amounts of the promissory notes are $25,000.00 and $30,000.00, respectively.

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

Narrative Description of the Business

The Company was incorporated in Virginia on January 24, 2008. Since inception the Company has worked on the development of the “Emaginos System”, an education system designed for multi-disciplinary project based, student centered, small-group team learning, that replaces hard-copy textbooks with web-based learning resources. The Emaginos System is a textbook-free curriculum, that provides for a comprehensive standardized learning environment, where all of the academic content standards, including all the science, technology, engineering, and math (“STEM”) concepts are included. The Emaginos System has been designed to improve and enhance the quality of education in K-12 grade public schools.

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

Embedded into the Emaginos System are certain items that we believe can be marketed independently. These are: (i) the Student Information System (SIS); and (ii) the Discovery Learning Software (DLS). These items can be sold as a stand-alone subscription or as a licensed item. As a consequence, we anticipate having three possible interrelated products or services as listed below:

1.	The comprehensive transformed school model achieved by applying all the items that comprise the Emaginos System.

2.	Discovery Learning Software: This curriculum is textbook-free, student-centered, small-group based, multi-disciplinary, and project-based, with an emphasis on using the Internet and other digital sources.

3.	Student Information System (SIS): An administrative software package. This information technology software uses the Company’s customized educational analytics platform and includes back-office software.

Our products and services will allow access 24/7 to a broad range of training and support services to students, teachers, and administrators.

Potential Revenue

The Company envisions that its products and services will have a one-time cost to develop with very low incremental costs for each new application: that is, the first school district will break even and each subsequent school or district will provide the same revenue, but with progressively cost less to transform and support. This growing profit margin will enable Emaginos to improve products and services and develop its business.

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

Licensed Use. In the licensing model, available only for the Discovery Learning Software and the Student Information System, the first-year cost for the Discovery Learning Software will be $7,500 with recurring annual costs of $3,500. The first-year cost for the Student Information System software is $10,000 with recurring annual costs of $6,000.

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

Our initial sales and marketing program will be focused on implementing the Emaginos System in up to 25 schools; and selling the DLS and SIS software to a similar number of schools. The political and economic climate supports these as initial targets. The Company will target a small select number of geographical locations.

Discussion of the Period Ended June 30, 2019

As of June 30, 2019, the Company has had no operations, and consequently has not generated any revenues or cash flows from operations. At December 31, 2018 the Company had sustained operating loss of $3,190. The Company has zero in working capital as of June 30, 2019.

For the period ended December 31, 2018 the Company’s independent auditors issued a report raising substantial doubts about the Company’s ability to continue as a going concern.

As of June 30, 2019, the Company has minimal operations and the continuation of the Company as a going concern is dependent upon financial support from its principal stockholders, its ability to obtain necessary equity and/or debt financing, or its ability to market the Emaginos System to generate consistent profitability.

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

The Company entered into an agreement with Daniel Cynamon by which it borrowed $30,000 without interest or collateral. The Company repaid the loan in full with the issue of shares of common stock at the face value of $1.30 per share equal to the $30,000 loan. The Company issued 23,077 shares of common stock to Daniel Cynamon.

The Company received $75,000 from Scott Taub, Chief Executive Officer of the Company. The Company issued shares of common stock at the face value of $1.30 per share equal to the loan.

Alternative Financial Planning

The Company has no alternative financial plans at the moment. If the Company is not able to successfully raise the funds needed to develop its business plan through the placement of the Emaginos System with schools or through the public offering of the Company’s securities, the Company’s ability to survive as a going concern and implement any part of its business plan or strategy will be severely jeopardized.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s officers and its president, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this report under the supervision and with the participation of the Company’s principal executive officer (who is also the principal financial officer) based on the criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of the date of review, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the six-month period ended June 30, 2019, the Company issued 10,000 shares of common stock for an aggregate purchase price of $40,000 pursuant to exemptions from registration provided by Section 4(a)(2) of the Securities Act of 1933. The funds received from such sale were used to complete the filings required pursuant to the registration of the Company’s securities.

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